Form 10-K
period 1999-09-30
TOYOTA AUTO LEASE TRUST 1998 C
filed 1999-12-23
CIK 1071345

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the period from December 3, 1998 (date of formation) to September 30,
1999
               --------------------------------------------------------------
-
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------
Commission file number:  333-65067
                         ---------

                      TOYOTA AUTO LEASE TRUST 1998-C
               --------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                  33-0755530
-------------------------------------                  ------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

         c/o Toyota Leasing, Inc.
        19001 South Western Avenue
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 787-1310
                                                       ------------------

Securities registered pursuant to section 12(b) of the Act:     None
                                                            -------------

Securities registered pursuant to Section 12(g) of the Act:  All securities
                                                            Registered under
                                                                333-65067
                                                            ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X  No
                                                                   ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a trust with no voting securities outstanding.

                         Exhibit Index is on Page 7.

This Annual Report on Form 10-K is filed by Toyota Motor Credit Corporation ("TMCC") on behalf of the Toyota Auto Lease Trust 1998-C (the "Trust") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, made orally to TMCC's counsel in response to TMCC's November 24, 1997 request for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was formed pursuant to a Securitization Trust Agreement
(the "Agreement") dated as of December 1, 1998 between Toyota Leasing, Inc. ("TLI" or the "Transferor") and U.S. Bank National Association as trustee (the "Trustee"). The property of the Trust consists of a certificate evidencing the 1998-C Special Unit of Beneficial Interest (the "SUBI") the right to receive funds on deposit in the Reserve Fund and certain other investments held in accounts for the benefit of Certificateholders. The SUBI represents a beneficial interest in certain specified assets of the Toyota Lease Trust, monies on deposit in certain accounts and certain other assets. The Trust issued asset-backed certificates ("the Certificates") representing undivided interests in the Trust. The Certificates consist of three classes of senior certificates ("Class A-1 Adjustable Rate Certificates", "Class A-2 Adjustable Rate Certificates", and "Class A-3 Adjustable Rate Certificates") and one class of subordinated certificates ("Class B Adjustable
Rate Certificates"). The Class A Certificates were registered and publicly offered and sold. The Class B Certificates were privately placed.

The assets of the Toyota Lease Trust consist primarily of retail closed-end lease contracts and the new and used Toyota and Lexus vehicles related thereto.

The following tables set forth information relating to delinquency as of September 30, 1999 and net losses from November 1, 1998 through
September 30, 1999 of contracts in which the Trust has a beneficial interest:

                                                   September 30, 1999
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               423       $8,142,931
          (ii)   61-90 Days Delinquent                22         $438,098
          (iii)  Over 90 Days Delinquent               8         $187,708


                                                   September 30, 1999
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.13%          1.09%
          (ii)  61-90 Days Delinquent                 .06%           .06%
          (iii) Over 90 Days Delinquent               .02%           .03%


                                                     Period Ending
                                                   September 30, 1999
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                      783       $2,288,602


Reference is made to Exhibit 20 (c) filed herewith which contains certain additional information concerning the assets comprising the SUBI.

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all Class A Certificates as of December 1, 1998, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System and Cedel Bank in Europe, and securities brokers and dealers, banks, trust companies and clearing corporations. The Class A Certificates are listed on the Luxembourg Stock Exchange.


ITEM 6.   SELECTED FINANCIAL DATA.

Omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Omitted.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted.


ITEM 11.  EXECUTIVE COMPENSATION.

Omitted.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

TMCC is not aware of any beneficial owners owning 5% or more of the Certificates.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is nothing to report with regard to this item.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits

The exhibits listed on the accompanying Exhibit Index, page 7, are filed as part of this Report.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TOYOTA AUTO LEASE TRUST 1998-C


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 23, 1999           By:          /S/  GEORGE E. BORST
                                      ---------------------------------------
                                                     George E. Borst
                                                   Senior Vice President
                                                    and General Manager
                                               (Principal Executive Officer)

                                EXHIBIT INDEX





Exhibit                                                             Method
Number      Description                                            of Filing
-------     -----------                                            ---------

 20(a)      Report of Independent Accountants on Compliance         Filed
            with Specified Finance Lease Receivable Servicing      Herewith
            Standards and Related Exhibits


 20(b)      Annual Statement as to Compliance                       Filed
                                                                   Herewith

 20(c)      Aggregate Monthly Report Information                    Filed
                                                                   Herewith