Form 10-K
period 2000-09-30
TOYOTA AUTO LEASE TRUST 1998 C
filed 2000-12-22
CIK 1071345

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 2000
               --------------------------------------------------------------
-
                                       or
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

         c/o Toyota Leasing, Inc.
        19001 South Western Avenue
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 468-1310
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


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was formed pursuant to a Securitization Trust Agreement
(the "Agreement") dated as of December 1, 1998 between Toyota Leasing, Inc. ("TLI" or the "Transferor") and U.S. Bank National Association as trustee (the "Trustee"). The property of the Trust consists of a certificate evidencing the 1998-C Special Unit of Beneficial Interest (the "SUBI"), (excluding certain proceeds of residual value insurance policies), the right to receive funds on deposit in the Reserve Fund and certain other investments held in accounts for the benefit of Certificateholders. The SUBI represents a beneficial interest in certain specified assets of the Toyota Lease Trust, monies on deposit in certain accounts and certain other assets. The Trust issued asset-backed certificates ("the Certificates") representing undivided interests in the Trust. The Certificates consist of three classes of senior certificates ("Class A-1 Adjustable Rate Certificates", "Class A-2 Adjustable Rate Certificates", and "Class A-3 Adjustable Rate Certificates") and one class of subordinated certificates ("Class B Adjustable Rate Certificates"). The Class A Certificates were registered and publicly offered and sold. The Class B Certificates were privately placed.

The assets of the Toyota Lease Trust consist primarily of retail closed-end lease contracts and the new and used Toyota and Lexus vehicles related thereto.

The following tables set forth information relating to delinquency as of September 30, 2000 and net losses for the year ending
September 30, 2000 of contracts in which the Trust has a beneficial interest:

                                                   September 30, 2000
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               693      $11,809,711
          (ii)   61-90 Days Delinquent                49         $815,757
          (iii)  Over 90 Days Delinquent              17         $273,830


                                                   September 30, 2000
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                2.06%          1.98%
          (ii)  61-90 Days Delinquent                 .15%           .14%
          (iii) Over 90 Days Delinquent               .05%           .05%


                                                     Period Ending
                                                   September 30, 2000
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                    1,770       $3,805,790


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

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all Class A Certificates as of December 1, 1998, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System and Clearstream Banking societe anonyme, and securities brokers and dealers, banks, trust companies and clearing corporations. The Class A Certificates are listed on the Luxembourg Stock Exchange.


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

(a)   Exhibits

The exhibits listed on the accompanying Exhibit Index, page 7, are filed as part of this Report.

(b)   Reports on Form 8-K

The following reports on Form 8-K contain monthly Servicer's Certificates prepared by TMCC and were filed during the year ended September 30, 2000:

Date of Report
-----------------
October 25, 1999
November 26, 1999
December 27, 1999
January 25, 2000
February 25, 2000
March 27, 2000
April 25, 2000
May 25, 2000
June 26, 2000
July 25, 2000
August 25, 2000
September 25, 2000

In connection with the review of TMCC's lease securitizations by certain nationally recognized rating agencies and a cash capital contribution totaling $102 million by TMCC to TLI, the following reports on Form 8-K were filed during the year ended September 30, 2000:

Date of Report
-----------------
March 27, 2000
April 28, 2000

The following report on Form 8-K filed during the year ended
September 30, 2000 contains the amendment of the 1998-C Securitization Trust Agreement between TLI and U.S. Bank National Association which provides for an increase in the Specified Reserve Fund Balance and allows TLI to make a capital contribution to the Reserve Fund:

Date of Report
-----------------
May 12, 2000

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




                                  TOYOTA AUTO LEASE TRUST 1998-C


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 22, 2000           By:          /S/  GEORGE E. BORST
                                      ---------------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                               (Principal Executive Officer)

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