Form 10-KT
period 2001-03-31
TOYOTA AUTO LEASE TRUST 1998 C
filed 2001-06-28
CIK 1071345

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended
                          ---------------------------------------------
                                       or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from  October 1, 2000 to March 31, 2001
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

         c/o Toyota Leasing, Inc.
        19001 South Western Avenue
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 468-3541
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
                                                               Yes  X  No
                                                                   ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a trust with no voting securities outstanding.
                         Exhibit Index is on Page 8.
                                 Page 1 of 8

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

The following tables set forth information relating to delinquency as of March 31, 2001 and net losses for the six months ending March 31, 2001 of contracts in which the Trust has a beneficial interest:

                                                     March 31, 2001
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               568       $8,678,059
          (ii)   61-90 Days Delinquent                51         $888,519
          (iii)  Over 90 Days Delinquent              11         $183,268


                                                     March 31, 2001
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.84%          1.71%
          (ii)  61-90 Days Delinquent                 .17%           .17%
          (iii) Over 90 Days Delinquent               .04%           .04%


                                                     Period Ending
                                                    March 31, 2001
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                    1,024       $2,073,225


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

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all Class A Certificates as of March 31, 2001, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System and Clearstream Banking, societe anonyme, and securities brokers and dealers, banks, trust companies and clearing corporations. The Class A Certificates are listed on the Luxembourg Stock Exchange.


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

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Exhibits

The exhibits listed on the accompanying Exhibit Index, page 8, are filed as part of this Report.

(b)   Reports on Form 8-K

The following reports on Form 8-K contain monthly Servicer's Certificates prepared by TMCC and were filed during the six months ended March 31, 2001:

Date of Report
-----------------
October 31, 2000
November 30, 2000
January 5, 2001
January 26, 2001
February 28, 2001
March 30, 2001

In connection with the review of TMCC's lease securitizations by certain nationally recognized rating agencies and a cash capital contribution totaling $102 million by TMCC to TLI during fiscal 2000, the following reports on Form 8-K were filed during the year ended September 30, 2000:

Date of Report
-----------------
March 27, 2000
April 28, 2000

The following report on Form 8-K filed during the year ended
September 30, 2000 contains the amendment of the 1998-C Securitization Trust Agreement between TLI and U.S. Bank National Association which provides for an increase in the Specified Reserve Fund Balance and allows TLI to make a capital contribution to the Reserve Fund. The amendment allows for a decrease in the Specified Reserve Fund Balance once certain tests have been satisfied:

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




                                  TOYOTA AUTO LEASE TRUST 1998-C


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  June 28, 2001               By:          /S/  GEORGE E. BORST
                                      ---------------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                               (Principal Executive Officer)

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